Form 10-K
period 2003-12-31
WASHINGTON MUTUAL MORT SEC CORP WAMU SERIES 2003-AR11
filed 2004-03-26
CIK 1268283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the transition period from       to


              Commission File Number 333-103345-24

                   WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.
             (Exact name of Registrant as specified in its charter)

             Delaware                            94-2528990
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation

                           1201 THIRD AVENUE, WMT 1706
                            SEATTLE, WASHINGTON 98101
                                 (206) 377-8555
                  (Address, including zip code, and telephone
                         number, including area code, of
                    registrant's principal executive offices)


           WAMU MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2003-AR11
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] (as such reporting obligations are modified as set forth in J.P. Morgan Mortgage Pass-Through Corporation, SEC No-Action Letter, March 31, 1989, in reliance upon which the registrant is filing this modified report).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The  registrant's  Reports on Form 8-K  concerning  the  registrant's  WAMU
MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2003-AR11, issued pursuant to the Pooling and Servicing Agreement dated as of October 1, 2003 (the "Pooling Agreement") and registered pursuant to a registration statement on Form S-3 (File No. 333-103345) (such mortgage pass-through certificates, the "Certificates"), are incorporated by reference as set forth in Part IV, Item 15. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Pooling Agreement.

                                     Part I

Item 1. Business.

     Not applicable.

Item 2. Properties.

     Information regarding the mortgaged properties related to the Certificates is furnished by reference to the Annual Statement of Compliance attached hereto as Exhibit 99.1.

Item 3. Legal Proceedings.

     There are no material pending legal proceedings with respect to the assets of the Trust involving the registrant or, to the best knowledge of the registrant, the Trustee, any Custodian, any Servicer or the assets of the Trust, other than ordinary routine litigation incidental to the Trustee's, any Custodian's, any Servicer's or the registrant's duties under the Pooling Agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

     No vote or consent of holders of Certificates has been solicited for any purpose during 2003.

                                     Part II

      Item 5. Market for Registrant's Common Equity and Related Stockholder
                                    Matters.

     (a) To the knowledge of the registrant, there exists no established public trading market for the Certificates.

     (b) The Certificates are represented by one or more certificates registered in the name of Cede & Co., as nominee of the Depository Trust Company ("DTC") and are held in book-entry form only. The registrant considers Cede & Co. to be the sole holder of record of the Certificates.

     (c) Not applicable.

Item 6. Selected Financial Data.

         Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

     Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III


Item 10. Directors and Executive Officers of the Registrant.

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Not applicable.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Item 14. Principal Accountant Fees and Services.

     Not applicable.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents filed as part of this report.

     1. Not applicable.

     2. Not applicable.

     3. The required exhibits are as follows:

  Exhibit No.       Description
31                  Rule 13a-14(d) Certification

99.1                Officer's Certificate regarding Annual Statement of Compliance of
                    Washington Mutual Mortgage Securities Corp., dated March 15, 2004

99.2                Independent Accountants' Report on Management's Assertion
                    Concerning Compliance with Washington Mutual Mortgage
                    Securities Corp.'s Minimum Servicing Standards as of and for the year ended December 31, 2003 (incorporated by reference to the designated exhibit included in the registrant's
                    Current Report on Form 8-K, filed on March 24, 2004, (SEC
                    File No. 333-103345))



     (b) Reports on Form 8-K.

     The registrant filed Current Reports on Form 8-K that described distributions made to Certificateholders on the Distribution Date occurring in the month preceding the month in which such Current Report on Form 8-K was filed and also provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date. Such Current Reports on Form 8-K are incorporated by reference herein, as follows:

WAMU MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2003-AR11


EVENT REPORTED
Monthly Distribution Report
sent to holders of the Certificates      Date Distribution Report Filed
for payments made in:                    on Form 8-K:
------------------------------------     ------------------------------

November 2003                             December 4, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 2004         WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.


                            By: /s/ Michael L. Parker
                               Michael L. Parker,
                               President and Director